Form 10-Q
period 2026-09-30
InterPrivate Investment Partners V, Inc.
filed 2026-11-09
CIK 2105274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, there were 20,665,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,031,250 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

INTERPRIVATE INVESTMENT PARTNERS V, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERPRIVATE INVESTMENT PARTNERS V, INC.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
Assets:
Current assets
Cash	$883,177	$13,000
Prepaid expenses	12,333	—
Short-term prepaid insurance	62,500	—
Total Current Assets	958,010	13,000

Deferred offering costs	—	22,015
Long-term prepaid insurance	42,188	—
Cash and marketable securities held in Trust Account	203,581,994	—
Total Assets	$204,582,192	$35,015

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity
Current liabilities
Accounts payable and accrued expenses	$71,863	$5,487
Accrued offering costs	—	22,015
Promissory note – related party	—	420
Total current liabilities	71,863	27,922
Deferred underwriting fee	8,575,000	—
Total Liabilities	8,646,863	27,922

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 20,125,000 and no shares at redemption value of $10.12 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	203,581,994	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 540,000 and none issued and outstanding (excluding 20,125,000 and 0 shares subject to possible redemption) at September 30, 2026 and December 31, 2025, respectively	54	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,031,250 shares issued and outstanding at September 30, 2026 and December 31, 2025(1)	503	503
Additional paid-in capital	—	24,497
Accumulated deficit	(7,647,222)	(17,907)
Total Shareholders’ (Deficit) Equity	(7,646,665)	7,093
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$204,582,192	$35,015

(1)	Includes up to 656,250 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the Underwriters. On June 5, 2026, the Underwriters exercised their Over-Allotment Option in full to be settled as part of the closing of the Initial Public Offering. As a result of the Underwriters’ election to fully exercise their Over-Allotment Option, 656,250 Founder Shares are no longer subject to forfeiture by the Sponsor (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE INVESTMENT PARTNERS V, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
General and administrative expenses	$210,737	$377,113
Loss from operations	(210,737)	(377,113)

Other income:
Interest earned on cash and marketable securities held in Trust Account	1,881,960	2,331,994

Net income	$1,671,223	$1,954,881

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,665,000	8,932,125
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.07	$0.14
Basic and diluted weighted average shares outstanding of Class B ordinary shares(1)	5,031,250	4,658,654
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.07	$0.14

(1)	Includes up to 656,250 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the Underwriters. On June 5, 2026, the Underwriters exercised their Over-Allotment Option in full to be settled as part of the closing of the Initial Public Offering. As a result of the Underwriters’ election to fully exercise their Over-Allotment Option, 656,250 Founder Shares are no longer subject to forfeiture by the Sponsor (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE INVESTMENT PARTNERS V, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2026	—	$—	5,031,250	$503	$24,497	$(17,907)	$7,093

Net loss	—	—	—	—	—	(32,087)	(32,087)

Balance – March 31, 2026 (unaudited)	—	—	5,031,250	503	24,497	(49,994)	(24,994)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,470,150)	(7,702,236)	(16,172,386)

Sale of 540,000 Private Placement Units	540,000	54	—	—	5,399,946	—	5,400,000

Fair value of Public Warrants at issuance	—	—	—	—	3,266,958	—	3,266,958

Allocated value of transaction costs to Public Warrants shares	—	—	—	—	(221,251)	—	(221,251)

Net income	—	—	—	—	—	315,745	315,745

Balance – June 30, 2026 (unaudited)	540,000	54	5,031,250	503	—	(7,436,485)	(7,435,928)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,881,960)	(1,881,960)

Net income	—	—	—	—	—	1,671,223	1,671,223

Balance – September 30, 2026 (unaudited)	540,000	$54	5,031,250	$503	$—	$(7,647,222)	$(7,646,665)

(1)	Includes up to 656,250 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the Underwriters. On June 5, 2026, the Underwriters exercised their Over-Allotment Option in full to be settled as part of the closing of the Initial Public Offering. As a result of the Underwriters’ election to fully exercise their Over-Allotment Option, 656,250 Founder Shares are no longer subject to forfeiture by the Sponsor (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE INVESTMENT PARTNERS V, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,954,881
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(2,331,994)
Payment of operating costs through promissory note	18,375
Changes in operating assets and liabilities:
Prepaid expenses	(12,333)
Accounts payable and accrued expenses	66,376
Short-term prepaid insurance	(62,500)
Long-term prepaid insurance	(42,188)
Net cash used in operating activities	(409,383)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(201,250,000)
Net cash used in investing activities	(201,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	197,750,000
Proceeds from sale of Private Placement Units	5,400,000
Proceeds from promissory note – related party	45,250
Repayment of promissory note – related party	(199,751)
Payment of offering costs	(465,939)
Net cash provided by financing activities	202,529,560

Net Change in Cash	870,177
Cash – Beginning of period	13,000
Cash – End of period	$883,177

Non-Cash investing and financing activities:
Deferred offering costs paid through promissory note – related party	$135,706
Deferred underwriting fee payable	$8,575,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE INVESTMENT PARTNERS V, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from November 26, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering, which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 540,000 private placement units (each “Private Placement Unit”, collectively the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $5,400,000. Each Private Placement Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each “Private Placement Warrant”, collectively the “Private Placement Warrants”). Of those 540,000 Private Placement Units, the Sponsor purchased 365,000 Private Placement Units, and the underwriters purchased 175,000 Private Placement Units (Cantor Fitzgerald & Co. (“Cantor”) purchased 166,250 private placement units and EarlyBirdCapital, Inc. (“EBC”) purchased 8,750 private placement units).

On June 5, 2026, the underwriters fully exercised their over-allotment option to purchase an additional 2,625,000 Units at a price of $10.00 per Unit.

Transaction costs amounted to $12,676,645, consisting of $3,500,000 of cash underwriting fees, $8,575,000 of deferred underwriting fees, and $601,645 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

INTERPRIVATE INVESTMENT PARTNERS V, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Following the closing of the Initial Public Offering, on June 5, 2026, an amount of $201,250,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), with U.S.-based trust account, Continental Stock Transfer & Trust Company, acting as trustee and initially to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering, or by such earlier date as the Company’s board of directors may approve, or such other time period in which the Company must complete an initial Business Combination pursuant to an amendment to the Company’s amended and restated memorandum and articles of association (the “Articles”) approved by the Company’s shareholders (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Articles to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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
SEPTEMBER 30, 2026
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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to September 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $250,000 (see Note 5), and after IPO, through IPO proceeds and working capital. At September 30, 2026, the Company had $883,177 cash and a working capital of $886,147.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

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

SEPTEMBER 30, 2026

(Unaudited)

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 4, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 11, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $883,177 and $13,000 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounted to $203,581,994 and $0, respectively. The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

INTERPRIVATE INVESTMENT PARTNERS V, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares are charged to temporary equity and offering costs allocated to the public warrants and the Private Placement Warrants are charged to shareholders’ deficit as public warrants and Private Placement Warrants after management’s evaluation are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrants (see Note 8).

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

INTERPRIVATE INVESTMENT PARTNERS V, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

With respect to the accretion of Class A Ordinary Shares subject to possible redemption and consistent with FASB ASC Topic 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”), the Company treated accretion in the same manner as a dividend paid to the holders of redeemable Class A Ordinary Shares, charged against additional paid-in capital and accumulated deficit. Net income is allocated pro rata between Class A and Class B Ordinary Shares.

Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
Basic and diluted net income per ordinary share:	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$1,344,002	$327,221	$1,284,786	$670,095
Denominator:
Weighted-average shares outstanding	20,665,000	5,031,250	8,932,125	4,658,654
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.14	$0.14

INTERPRIVATE INVESTMENT PARTNERS V, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$201,250,000
Less:
Proceeds allocated to Public Warrants	(3,266,958)
Public Shares issuance costs	(12,455,394)
Plus:
Accretion for Class A ordinary shares to redemption amount	16,172,386
Class A ordinary shares subject to possible redemption, June 30, 2026	201,700,034
Plus:
Accretion for Class A ordinary shares to redemption amount	1,881,960
Class A ordinary shares subject to possible redemption, September 30, 2026	$203,581,994

INTERPRIVATE INVESTMENT PARTNERS V, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 540,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $5,400,000. Each Private Placement Unit consists of one Class A ordinary share and one-third of one Private Placement Warrant. Of those 540,000 Private Placement Units, the Sponsor purchased 365,000 Private Placement Units, and the underwriters purchased 175,000 Private Placement Units (Cantor purchased 166,250 private placement units and EBC purchased 8,750 private placement units).

The Private Placement Units are identical to the Units sold in the Initial Public Offering except that, so long as they are held by the initial purchasers or their permitted transferees, the Private Placement Units (including the securities comprising such Units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants included in the Private Placement Units held by Cantor and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

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

SEPTEMBER 30, 2026

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

On January 19, 2026, each of the Company’s independent directors acquired a profits interest corresponding to an indirect interest in 30,000 founder shares, for an aggregate indirect interest in 60,000 founder shares. All profit interests granted are in exchange for their services as directors through the Company’s initial Business Combination, which shall be forfeited automatically without consideration if the director is no longer serving the Company on or prior to the initial Business Combination. The profit interests granted to the independent directors are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 60,000 founder shares in which interests were granted to the directors was $300 or $0.005 per share. The Company established the initial fair value founder shares is the same price the Sponsor paid for the founder shares. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the transfer of founder shares. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

INTERPRIVATE INVESTMENT PARTNERS V, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Administrative Services Agreement

Commencing on June 3, 2026, the effective date of the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. For the three and nine months ended September 30, 2026, the Company incurred and paid $60,000 and $80,000 in fees for these services, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

Due from Sponsor

On June 5, 2026, the Company was owed $11,350 by the Sponsor related to repayment in excess of the borrowings under the Note. The Sponsor repaid the Company $11,350 on June 9, 2026. As of September 30, 2026, the Company had no outstanding balance from Sponsor.

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

SEPTEMBER 30, 2026

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

Note 7 — Shareholders’ (Deficit) Equity

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026, there were 540,000 Class A ordinary shares outstanding, excluding 20,125,000 redeemable shares. As of December 31, 2025, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On December 10, 2025, the Company issued an aggregate of 5,031,250 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.005 per share. The founder shares include an aggregate of up to 656,250 shares subject to forfeiture by the Sponsor if the over-allotment option is not exercised by the underwriters in full. On June 5, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 656,250 Founder Shares are no longer subject to forfeiture. As of September 30, 2026 and December 31, 2025, there were 5,031,250 Class B ordinary shares issued and outstanding.

INTERPRIVATE INVESTMENT PARTNERS V, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Warrants — As of September 30, 2026, there were 6,888,333 Warrants outstanding, including 6,708,333 Public Warrants and 180,000 Private Placement Warrants. As of December 31, 2025, there were no Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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
SEPTEMBER 30, 2026
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

SEPTEMBER 30, 2026

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

At September 30, 2026, assets held in the Trust Account were comprised of $184 in cash and $203,581,810 in U.S. Treasury securities. Through September 30, 2026, the Company did not withdraw interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at September 30, 2026 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
September 30, 2026	U.S. Treasury Securities (Matures on 12/03/2026)	1	$203,581,810	$(120,888)	$203,460,922

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

June 5, 2026
Underlying stock price	$9.78
Exercise price	$11.50
Volatility	5.00%
Implied market adjustment	35.70%
Risk-free rate	4.32%
Pre-adjusted value per warrant	$1.363
Remaining term (years)	7.00

INTERPRIVATE INVESTMENT PARTNERS V, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

The measure of segment assets is reported on the unaudited condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Cash	$883,177	$13,000
Cash and marketable securities held in Trust Account	$203,581,994	$—

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
General and administrative expenses	$210,737	$377,113
Interest earned on cash and marketable securities held in Trust Account	$1,881,960	$2,331,994

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from November 26, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,671,223, which consists of interest earned on cash and marketable securities held in trust account of $1,881,960 and offset by general and administrative expense of $210,737.

For the nine months ended September 30, 2026, we had a net income of $1,954,881, which consists of interest earned on cash and marketable securities held in trust account of $2,331,994 and offset by general and administrative expense of $377,113.

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

For the nine months ended September 30, 2026, cash used in operating activities was $409,383. Net income of $1,954,881 was affected by payment of general and administrative expenses through promissory note of $18,375 and interest earned on cash and marketable securities held in the Trust Account of $2,331,994. Changes in operating assets and liabilities used $50,645 of cash for operating activities.

As of September 30, 2026, we had cash and marketable securities held in the Trust Account of $203,581,994 (including $2,331,994 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $883,177. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2026, no such Working Capital Loans were outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. For the three and nine months ended September 30, 2026, the Company incurred and paid $60,000 and $80,000 in fees for these services, respectively.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements included in this Report under Item 1. “Financial Statements”, which Management consider in formulating its estimates, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Simultaneous with the consummation of the Initial Public Offering, the Company consummated the private placement of 365,000 Private Placement Units to the Sponsor and an aggregate of 175,000 Private Placement Units to the underwriters at a price of $10.00 per Private Placement Unit, generating gross proceeds of $5,400,000. Each Private Placement Unit consists of one Class A ordinary share and one-third of one Private Placement Warrant. Of those 540,000 Private Placement Units, the Sponsor purchased 365,000 Private Placement Units, and the underwriters purchased 175,000 Private Placement Units (Cantor purchased 166,250 Private Placement Units and EBC purchased 8,750 Private Placement Units). The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $201,250,000 was placed in the Trust Account.

We incurred transaction costs of $12,676,645, consisting of $3,500,000 of cash underwriting fees, $8,575,000 of deferred underwriting fees, and $601,645 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Insider Trading Arrangements and Policies

During the quarterly period ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

INTERPRIVATE INVESTMENT PARTNERS V, INC.

Date: November 6, 2026	By:	/s/ Ahmed Fattouh
	Name:	Ahmed Fattouh
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)